Form 10-Q
period 2011-03-31
BIGELOW INCOME PROPERTIES, LLC
filed 2011-05-10
CIK 1487239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2011 to March 31, 2011

Commission File Number 0001487239

BIGELOW INCOME PROPERTIES, LLC
(Name of Small Business Issuer in its Charter)

Missouri	27-1594181
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4801 Main Street, Suite 1000, Kansas City, MO 64112
(Address of principal executive offices, including zip code)

(816) 283-4625
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing guidance for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The number of shares of Common Stock outstanding was one as of March 31, 2011

BIGELOW INCOME PROPERTIES, LLC
March 31, 2011

PART I
Item 1. Financial Information

BIGELOW INCOME PROPERTIES, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
CONDENSED BALANCE SHEET
31-Mar-11
(UNAUDITED)
Assets
Cash	$ 17,643.73
Prepaid Expense	62.96
Total Assets	$ 17,706.69

Liabilities
Accounts Payable	$ 13,034.37
Accrued Interest	300.42
Borrowings	65,000.00
Total Liabilities	78,334.79

Shareholder Deficit
Capital Contributions ($500 net of	(40,234.38)
syndication costs of $40,734.38)
Retained Earnings (Loss)	(20,393.72)
Total Shareholder Deficit	(60,628.10)

Total Liabilities and Shareholder Deficit	$ 17,706.69

See accompanying notes to financial statements

BIGELOW INCOME PROPERTIES, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
CONDENSED STATEMENT OF OPERATIONS AND SHAREHOLDER'S DEFICIT
FOR THE QUARTER ENDED MARCH 31, 2011
(UNAUDITED)
Revenue	$ -

Accounting Fees	8,325.68
Legal Fees	3,174.94
lnterest Expense	78.98
Other Expenses	20.99
Net Loss	(11,600.59)
Retained Loss, beginning of period	(8,793.13)
Retained Loss, end of period	(20,393.72)

Capital Contributions, net, beginning of period	(37,734.38)
Syndication Costs	(2,500.00)
Capital Contributions, net, end of period	(40,234.38)

Shareholder's Deficit	$ (60,628.10)

Earnings per share equals the net loss due to only a single share being outstanding at period end

See accompanying notes to financial statements

BIGELOW INCOME PROPERTIES, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2011
(UNAUDITED)

Cash Flow from Operations
Net Loss	$ (11,600.59)
Adjustments to reconcile net
loss to new cash flows from
operating activities:
Decrease in prepaid expense	20.99
Increase in accrued interest		78.98
Increase In accrued accounting fees		8,325.68
Increase in accrued legal fees		3,174.94
Net Cash Flow from Operations	-

Cash Flow from Investing	-

Cash Flow from Financing
Capital Contributions (net of
syndication costs)	(2,500.00)

Net Change in Cash	(2,500.00)

Cash Available at Beginning of Period	20,143.73

Cash Available at End of Period	$ 17,643.73

	See accompanying notes to financial statements

Bigelow Income Properties, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
Condensed Balance Sheets - Inception to 3-31-2011
(UNAUDITED)

	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011
Assets
Total Cash	$ -	$ 1,500.00	$ 31,182.27	$ 26,182.27	$ 20,143.73	$ 17,643.73
Prepaid Expense	-	-	-	-	83.95	62.96
Total Assets	$ -	$ 1,500.00	$31,182.27	$26,182.27	$20,227.68	$17,706.69
Liabilities
Accounts Payable	$244.43	$26,631.34	$ -	$ 1,123.87	$ 1,533.75	$13,034.37
Accrued interest	-	-	-	162.44	221.44	300.42
Borrowings	-	1,000.00	65,000.00	65,000.00	65,000.00	65,000.00
Total Liabilities	244.43	27,631.34	65,000.00	66,286.31	66,755.19	78,334.79

Shareholder Deficit
Capital Contributions ($500 in 1/2010 net of syndication costs)	(244.43)	(26,131.34)	(33,817.73)	(34,941.60)	(37,734.38)	(40,234.38)
Retained Earnings (Loss)	-	-	-	(5,162.44)	(8,793.13)	(20,393.72)
Shareholder Deficit	(244.43)	(26,131.34)	(33,817.73)	(40,104.04)	(46,527.51)	(60,628.10)

Total Liabilities and Shareholder Deficit	$ -	$ 1,500.00	$ 31,182.27	$ 26,182.27	$ 20,227.68	$ 17,706.69

See accompanying notes to financial statements

Bigelow Income Properties, LLC A Development Stage Company
(A Missouri Limited Liability Company)
Condensed Statements of Operations and Shareholder's Deficit - Inception to 3-31-2011
(UNAUDITED)

-
	12/1/2009- 12/31/2009	1/1/2010 - 3/31/2010	4/1/2010 - 6/30/2010	7/1/2010 - 9/30/2010	10/1/2010 - 12/31/2010	1/1/2010 - 12/31/2010	12/1/2009 - 12/31/2010	1/1/2011 - 3/31/2011	12/1/2009 - 3/31/2011

Revenue	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Accounting Fees	-	-	-	5,000.00	3,571.69	8,571.69	8,571.69	8,325.68	16,897.37
Legal Expense	-	-	-	-	-	-	-	3,174.94	3,174.94
Interest Expense	-	-	-	162.44	59.00	221.44	221.44	78.98	300.42
Other Expenses	-	-	-	-	-	-	-	20.99	20.99
Net Loss	-	-	-	(5,162.44)	(3,630.69)	(8,793.13)	(8,793.13)	(11,600.59)	(20,393.72)
Retained Loss, beginning of period	-	-	-	-	(5,162.44)	-	-	(8,793.13)	-
Retained Loss, end of period	-	-	-	(5,162.44)	(8,793.13)	(8,793.13)	(8,793.13)	(20,393.72)	(20,393.72)

Capital Contributions, net, beginning of period	-	(244.43)	(26,131.34)	(33,817.73)	34,941.60)	(244.43)	-	(37,734.38)	-
Capital Contributions	500.00	-	-	-	-	-	500.00	-	500.00
Syndication Costs	(744.43)	(25,886.91)	(7,686.39)	(1,123.87)	(2,792.78)	(37,489.95)	(38,234.38)	(2,500.00)	(40,734.38)
Capital Contributions, net, end of period	(244.43)	(26,131.34)	(33,817.73)	(34,941.60)	(37,734.38)	(37,734.38)	(37,734.38)	(40,234.38)	(40,234.38)

Shareholder's Deficit	$ (244.43)	$(26,131.34)	$(33,817.73)	$(40,104.04)	$(46,527.51)	$(46,527.51)	$(46,527.51)	$(60,628.10)	$(60,628.10)

Earnings per share equals the net loss due to only a single share being outstanding at each respective period end

See accompanying notes to financial statements

Bigelow Income Properties, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
Condensed Statements of Operations - Inception to 3-31-2011
(UNAUDITED)

Cash Flow from Operations	12/1/2009-	1/1/2010 -	4/1/2010 -	7/1/2010 -	10/1/2010 -	1/1/2010 -	1/1/2011 -	12/1/2009 -
	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	12/31/2010	3/31/2011	3/31/2011

Net Loss	$ -	$ -	$ -	$(5,162.44)	$(3,630.69)	$(8,793.13)	$(11,600.59)	$(20,393.72)
Adjustments to reconcile net
loss to new cash flows from
operating activities:
Decrease in prepaid expenses							20.99	20.99
Increase in prepaid expenses	-	-	-	-	(83.95)	(83.95)	-	(83.95)
Increase in accrued interest	-	-	-	162.44	59.00	221.40	78.98	300.38
Increase in accrued legal fees	-	-	-	-	-	-	8,325.68	8,325.68
Increase in accrued legal fees	-	-	-	-	-	-	3,174.94	3,174.94
Net Cash Flow from Operations	-	-	-	(5,000.00)	(3,655.64)	(8,655.68)	-	(8,655.68)

Cash Flow from Investing	-	-	-	-	-	-	-	-

Cash Flow from Financing
Proceeds from Borrowing	-	1,000.00	64,000.00	-	-	65,000.00	-	65,000.00
Capital Contributions (net of	-	500.00	(34,317.73)	-	(2,382.90)	(36,200.63)	(2,500.00)	(38,700.63)
syndication costs)

Net Cash Flow from Financing	-	1,500.00	29,682.27	-	(2,382.90)	28,799.37	(2,500.00)	26,299.37

Net Change in Cash	-	1,500.00	29,682.27	(5,000.00)	(6,038.54)	20,143.69	(2,500.00)	17,643.69

Cash Available at Beginning of Period	-	-	1,500.00	31,182.27	26,182.27	-	20,143.73	-

Cash Available at End of Period	$ -	$ 1,500.00	$31,182.27	$26,182.27	$20,143.73	$20,143.69	$ 17,643.73	$ 17,643.69

Supplemental Disclosures
Schedule of Noncash Investing
and Financing Transactions

Accounts payable incurred
related to syndication costs	$ 244.43	$26,631.34	$ -	$ 1,123.87	$409.88	$1,289.32	$-	$-

See accompanying notes to financial statements

BIGELOW INCOME PROPERTIES, LLC

A Development Stage Company

(A Missouri Limited Liability Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- ORGANIZATIONAL AND GENERAL

Bigelow Income Properties, LLC, a Missouri limited liability company (the "Company"), was organized on December 1, 2009 to engage in business as an owner of unleveraged income-producing real estate properties. The Manager is 2309 Holdings, LLC, a Missouri limited liability company, ("2309") and was organized on December 1, 2009. The Manager (in its capacity as manager within the meaning of the Missouri Limited Liability Company Act) will provide all internal management services. The Manager will also perform and/or coordinate the performance of strategic and day-to-day management for the Company with its chosen advisors and independent third-party professionals. The Manager and such independent third-party professionals will provide all accounting and legal services, acquisition and development services, asset management, capital funding services, disposition of assets and administrative services. 2309, as the initial member, contributed $500 in exchange for one share and the initial warrant.

The initial warrant is a conditional warrant issued prior to registration that has an exercise price of $.0001 per share.  The entire initial warrant is for five million (5,000,000) Shares and can be held and exercised only by 2309 (or a successor entity that is a Shareholder, and that is owned and managed exclusively by current and former officers and/or managers of 2309 or the Company or individuals or entities that have otherwise, in the sole discretion of the manager of such holder, contributed in a significant manner to the formation and/or success of the Company). The exercise of the initial warrant is tied (i) to the success of Company management in raising capital for the business of the Company, and the holder of the initial warrant shall be authorized to exercise the initial warrant and purchase one share for each $240.00 of equity capital raised by the Company (including the fair market value of contributions in-kind) from time to time, (ii) to any event whereby the Company becomes authorized to engage in leveraged acquisitions and incur debt for the acquisition of Company assets that is not necessary for timing purposes and will not be retired as soon as practicable by the sale of shares, which shall automatically enable the holder of the initial warrant to immediately exercise all or any part of the initial warrant, or (iii) to the termination by the Company of the agreement with Husch Blackwell LLP for legal services, which shall automatically enable the holder of the initial warrant to immediately exercise all or any part of the initial warrant. Upon the acquisition of shares pursuant to the initial warrant, the holder has the right to cause such shares to be registered and listed by and at the expense of the Company.  Except for the initial warrant, the Company may not enter into rights plans or other plans relating to shares, options or bonuses, or issue shares, options or warrants for such purpose unless and until the initial warrant has been fully exercised or otherwise relinquished by the holder.

Outlook
In fiscal 2011, the Company will be focused on completing the state registration process with at least Missouri and Kansas (and possibly other jurisdictions as facts and circumstances warrant), locating one or more income producing real estate properties to purchase, selling at least $1,000,000 of the Company’s Shares for cash or in-kind consideration and getting the Company listed on an exchange. If the Company does not sell $1,000,000 of Shares or get the Shares listed on an exchange prior to December 31, 2011, the Company will stop selling Shares under its current offering, return unrecorded conveyance documents for in-kind consideration and each investor’s escrowed funds, including interest, will be returned by check within ten days.  For purposes hereof, the term “exchange” means any recognized securities market or regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities and is intended to include the OTC Bulletin Board and Pink Sheets.

Recent Developments
Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC was declared effective by the Securities and Exchange Commission as of 12:00 p.m. EDT on March 24, 2011.

On March 30, 2011, (i) two copies of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,000.00 for the filing fee and registration were sent to the Office of the Secretary of State of Missouri – Securities Division.

On March 30, 2011, (i) one copy of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,500.00 for the filing fee and registration were sent to the Office of the Securities Commissioner of the State of Kansas.

Under a letter agreement dated March 23, 2011, the Company entered into a two year agreement for Business Wire, Inc. to provide XBRL services. The cost of the services for the period from April 1, 2011 through May 31, 2012 is $7,500.00 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The cost of the services for the period from June 1, 2012 through May 31, 2013 is $6,000.00 (as long as the financials remain at the same level of simplicity as reviewed in March 2011).

At March 31, 2011, no shares have been sold to members.

Syndication and organization costs
2309 (and/or its Manager and sponsors) will be reimbursed for all syndication costs, including legal and accounting expenses, printing costs, selling expenses and filing fees. Such reimbursement will be made from proceeds from the sale of Shares. Approximately $240,734.38 of syndication costs have been incurred as of March 31, 2011 ($3,580 SEC filing fee, MO filing fee $1,000, KS filing fee $1,500, $34,654.38 paid legal fees, and $200,000 contingent legal fees). To date, the Company's Manager has made a capital contribution of $500, and its sole member-manager, Charles Christian Kirley, has advanced $65,000 to the Company for the payment of such amounts - $33,120.63 of such funds have been paid to Husch Blackwell LLP for legal fees and out of pocket expenses and $3,580 of such funds have been, paid to the SEC for filing fees, The $200,000 in contingent legal fees represent the time expended by Charles Christian Kirley in connection with the formation and registration efforts and will be paid when and if the Company has $50,000,000 in assets or net operating income equal to or greater than $750,000 for a period of one year. Syndication costs are charged directly to shareholder equity. Organization costs were immaterial in relation to the financial statements taken as a whole and, accordingly, have not been accounted for in these financial statements.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Term of the Company
The term of the Company is perpetual, unless sooner terminated as provided in the operating agreement.

Income taxes
For federal tax purposes, it is anticipated that the Company will be taxed as a partnership and not as a taxable entity. As such, the Company's members will have to report their respective shares of all items of income, gain, loss, deduction, credit (if any) and alternative minimum tax preferences or adjustments generated by the Company each year on their own federal income tax returns and such other returns as may be applicable.

Management estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.

Cash and cash equivalents
The Company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, the Company's cash balances may exceed federally insured limits.

NOTE 3- OTHER COMPANY PROVISIONS

The rights, duties and powers of the Manager and Members of the Company are governed by the operating agreement and the Missouri Limited Liability Company Act. The description of the Company's operating agreement contained in this financial statement provides only general information. Members should refer to the Company's operating agreement for a more complete description of the provisions.

The Manager is in complete control of Company business, subject to the voting rights of the members on specified matters. The Manager acting alone has the power and authority to act for and bind the Company.

Until such time as the Company shall have raised capital in excess of $100,000,000, the Manager of the Company will be appointed and/or removed by 2309 in its sole discretion. Members may not, without the concurrence of the Manager, vote to: (i) dissolve the Company, (ii) amend the operating agreement (iii) require the sale of any of the assets of the Company or (iv) remove or replace any manager. Most matters submitted to the Members require the affirmative super-majority vote of 75% of the Shares for approval.

Subscription account
Subscription proceeds will be deposited into an interest-bearing subscription account at UMB Bank, N.A. pursuant to a written Escrow Agreement. The Company will accept or reject subscriptions within thirty (30) days after the Company receives them. Generally, an investor will be admitted as a member of the Company no later than the last day of the calendar month following the date that the investor's subscription was accepted. During the period prior to the time of admittance as a member, proceeds of the sale are irrevocable and will be held in the subscription escrow account. Interest earned on subscription funds held in the subscription account longer than 35 days will be returned by check to the investor.

Profits and losses
All profit and losses are credited or charged to members in relation to their respective shares. There is no allocation of profits and losses to 2309 or any other manager other than with respect to the shares owned by it as a member.

Quarterly distributions
The Company intends to pay quarterly distributions of all cash flow from operations that is not spent or reserved to holders of the shares out of funds legally available therefore on the basis of the closing of the books for each calendar month or quarter. Operating cash flow does not include loan proceeds, offering proceeds, or proceeds from the sale of the Company's assets. There is no allocation of operating cash flow to 2309 or any other manager other than with respect to the shares owned by it as a member. Amounts distributed to the members are allocated in proportion to their shares.

Lack of liquidity or redemption program

There is no public or secondary market for the Company's shares and none may ever develop. Accordingly, an investment in the Company is non-liquid. Members have no right of redemption in connection with any of the shares.

Contributed capital
The managers of the Company are not required to contribute any capital in addition to that paid for any shares purchased. There is no requirement that managers purchase any shares.

Managers' interest
If a manager is removed, withdrawn or is terminated, the Company will pay to the manager all amounts then accrued and owing to the manager. However, the Company will not have any obligation to purchase the manager's shares in the Company.

NOTE 4 - MANAGERS AND RELATED PARTIES

The Company's business is conducted primarily through 2309. Any compensation paid to managers is paid at current market rates pursuant to the operating agreement and is determined at the sole discretion of the managers. The following is a list of various activities for which related parties may be compensated:

- legal services
- real estate brokerage commissions and finders fees
- loan brokerage commissions

Legal Services
The Company has entered into a ten (10) year contract for legal services with Husch Blackwell LLP. Such contract will cause Husch Blackwell LLP to perform all of the Company's legal requirements in consideration of (i) a retainer amount equal to one percent (1%) of all capital raised by the Company (including the fair market value of contributions in-kind) as and when received from Shareholders other than 2309, and (ii) hourly compensation at Husch Blackwell LLP's standard B rates (or equivalent) as may be in effect from time to time. On a calendar year basis, hourly billings will be offset against any retainer amounts paid during that calendar year. Any amounts that are not offset shall be paid promptly when due without regard to retainers paid in prior or subsequent calendar years. Any retainer amounts that are not offset during the course of any calendar year shall be deemed earned on the last day of each calendar year.

Real estate brokerage commissions and finders fees
The Company is authorized to pay affiliates real estate brokerage commissions and finders fees at market rates. However, there are no currently existing or anticipated real estate brokerage commissions and finders fees payable.

Loan brokerage commissions

The Company is authorized to pay affiliates loan brokerage commissions at market rates. However, there are no currently existing or anticipated loan brokerage commissions payable.

Compensation of the Original Manager
Subject to contingencies noted herein in connection with the $200,000 contingent legal fees, the Company will reimburse 2309 and/or its sole member-manager, Charles Christian Kirley, for (i) expenses related to the formation of the Company and the registration, offering and listing of the Shares, including legal and accounting fees and expenses and (ii) any advances of operating expenses. It is not anticipated that 2309 or its sole member-manager, Charles Christian Kirley, will receive any other compensation or anything else of value other than the Initial Warrant. However, the law firm of Mr. Kirley (the sole current member and manager of Original Manager), Husch Blackwell LLP, is expected to benefit monetarily from an existing legal engagement contract with the Company.

Compensation of the Independent Managers
Once appointed, the Company intends to pay any independent managers only market rate fees for their services as managers. Managers will not receive any percentage based fees. Compensation for any manager will be determined by the affirmative vote of a majority of the managers; provided, however, that any such compensation must be determined in a manner consistent with any investment, reserve, distribution and other criteria established by the Company.

NOTE 5- FAIR VALUE DISCLOSURES

Cash and cash equivalents
The carrying amount of cash and cash equivalents equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

Debt and other financial instruments
The Company's management considers the book value of the Company's debt and other financial instruments to be reflective of fair value for financial reporting purposes.

NOTE 6 - BORROWINGS

The Company has borrowed $65,000.00 from Charles Christian Kirley, which is represented by a promissory note dated January 30, 2010 ("Note"). Interest accrues on the Note at the Applicable Federal Rate in effect from time to time for instruments with an equivalent term (.54% at March 31, 2011). The proceeds of this Note can be used solely to fund the Company's organizational and offering expenses or repayment of amounts due under the Note. Prior to expenditure for such expenses or repayment of amounts due under the Note, all amounts advanced are to be held in a federally insured account. The loan is a revolving line of credit loan. The Company is required to repay the Note on the earlier of (i) the date that the Company achieves minimum unit sales of 1,000,000 of its shares and receives the subscription proceeds therefrom or (ii) December 31, 2012.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 20, 2011, the date which the financial statements were available to be issued. No issues were identified for disclosure in the financial statements or notes to the financial statements based on this evaluation.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

(a) Forward-Looking Statements

This 10-Q includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical fact contained in this 10-Q, including, without limitation, statements regarding future cash needs, acquisition strategies and fund raising activities, are forward-looking statements.  All forward-looking statements included in this 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

(b) General

We were organized on December 1, 2009 to engage in business as an owner of unleveraged income-producing real estate properties. The manager is 2309 Holdings, LLC, a Missouri limited liability company (“2309”), which was organized on December 1, 2009.

Since our inception, we have been primarily involved in the process of registering our first offering by way of the filing of Form S-11. As of 12:00 p.m. EDT on March 24, 2011, Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC was declared effective by the SEC.

On March 30, 2011, (i) two copies of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,000.00 for the filing fee and registration were sent to the Office of the Secretary of State of Missouri – Securities Division.

On March 30, 2011, (i) one copy of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,500.00 for the filing fee and registration were sent to the Office of the Securities Commissioner of the State of Kansas.

Under a letter agreement dated March 23, 2011, we entered into a two year agreement for Business Wire, Inc. to provide XBRL services for us. The cost of the services for the period from April 1, 2011 through May 31, 2012 is $7,500.00 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The cost of the services for the period from June 1, 2012 through May 31, 2013 is $6,000.00 (as long as the financials remain at the same level of simplicity as reviewed in March 2011).

At March 31, 2011, 2309 owned one share and no other shares have been sold to members, no properties have been acquired and we had no revenues.

During the remainder of fiscal 2011, we plan to be focused on completing the state registration process with at least Missouri and Kansas (and possibly other jurisdictions as facts and circumstances warrant), locating one or more income producing real estate properties to purchase, selling at least $1,000,000 of the Company’s Shares for cash or in-kind consideration and getting the Company listed on an exchange. If the Company does not sell $1,000,000 of Shares or get the Shares listed on an exchange prior to December 31, 2011, the Company will stop selling Shares under its current offering, return unrecorded conveyance documents for in-kind consideration and each investor’s escrowed funds, including interest, will be returned by check within ten days.  For purposes hereof, the term “exchange” means any recognized securities market or regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities and is intended to include the OTC Bulletin Board and Pink Sheets.

(c) Results of Operations

Three Months Ended March 31, 2011 compared to 2010

Total Assets. The total assets for the quarter ended March 31, 2011 increased to $17,706.69 versus $1,500 in the same quarter of the prior fiscal year.

Liabilities. The total liabilities for the quarter ended March 31, 2011 increased to $78,334.79 versus $27,631.34 in the same quarter of the prior fiscal year.

Shareholder Deficit. The shareholder deficit for the quarter ended March 31, 2011 increased to ($60,628.10) versus ($26,131.34) in the same quarter of the prior fiscal year.

Net Loss. The net loss for the quarter ended March 31, 2011 increased to ($11,600.59) versus $0.00 in the same quarter of the prior fiscal year.

Cash Flow from Operations. The cash flow from operations for the quarter ended March 31, 2011 remained constant at $0.00 when compared to the same quarter of the prior fiscal year.

Cash Flow from Investing. The cash flow from investing for the quarter ended March 31, 2011 remained constant at $0.00 when compared to the same quarter of the prior fiscal year.

Net Change in Cash. The net change in cash from for the quarter ended March 31, 2011 decreased to ($2,500.00) versus $1,500 in the same quarter of the prior fiscal year.

Cash Available at Beginning of Period. The cash available at the beginning of the quarter ended March 31, 2011 increased to $20,143.73 versus $0.00 in the same quarter of the prior fiscal year.

Cash Available at End of Period. The cash available at the end of the quarter ended March 31, 2011 increased to $17,643.73 versus $1,500 in the same quarter of the prior fiscal year.

Accounts Payable Incurred for Syndication Expenses. For the three months ended March 31, 2011, the accounts payable incurred for syndication expenses decreased to $0.00 versus $3,174.94 for the three months ended March 31, 2010.

Accrued Interest. Accrued interest increased to $300.42 for the three months ended March 31, 2011 from $0.00 for the three months ended March 31, 2010. This was all in connection with the $65,000 note payable to Charles Christian Kirley.

At March 31, 2011, 2309 owned one share and no other shares have been sold to members, no properties have been acquired and we had no revenues.

(d) Liquidity and Capital Resources

At March 31, 2011, our total cash available was $17,643.73 as opposed to $1,500 at the same quarter for the prior fiscal year.  This increase was a result of additional borrowings.  Unless adequate shares can be sold to cover syndication costs, accounting fees and other operating expenses, we will have to seek additional financing. At March 31, 2011, no arrangements for additional financing had been discussed or made.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception total ($20,393.72) and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through short-term debt. Now that our initial offering is effective, we have developed a plan intended to eventually achieve sales of Stock, acquisition of income producing properties and positive cash flow from operations.

(e) Off -Balance Sheet Arrangements

None.

(f) Contractual Obligations and Commitments

Under a letter agreement dated March 23, 2011, we entered into a two year agreement for Business Wire, Inc. to provide XBRL services for us. The cost of the services for the period from April 1, 2011 through May 31, 2012 is $7,500.00 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The cost of the services for the period from June 1, 2012 through May 31, 2013 is $6,000.00 (as long as the financials remain at the same level of simplicity as reviewed in March 2011).

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies per Regulation S-K, Item 305(e).

Item 4.

Controls and Procedures

With the advice of our auditors, our Manager has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Manager has concluded that, although our annual audit identified a material weakness in our controls due to a lack of segregation of duties resulting from a limited accounting staff that still exists at March 31, 2011, as of the end of the period covered by this report, our disclosure controls and procedures are, with the aforementioned limitation, effective and ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our Manager to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Document

3(i)+	Articles of Organization of the Company

3(ii).1+	The Company’s Operating Agreement (included as Exhibit B to the Prospectus)

3(ii).2+	Bylaws of the Company

4.1+	Form of Subscription Agreement and Power of Attorney of the Company (included as Exhibit A to the Prospectus)

4.2+	Initial Warrant

5.1+	Opinion of Husch Blackwell LLP as to the Legality of the Securities Being Registered

5.2+	Opinion of Husch Blackwell LLP as to ERISA Matters

8.1+	Opinion of Husch Blackwell LLP on Certain Tax Matters

10.1+	Escrow Agreement (Subscription Proceeds) with UMB Bank, N.A.

10.2+	Engagement Letter with Husch Blackwell Sanders LLP

10.3+	Indemnification Agreement with 2309 Holdings, LLC

10.4+	Indemnification Agreement with Charles Christian Kirley

10.5*	Current Engagement Letter with Mayer Hoffman McCann, PC

10.6+	Promissory Note to Charles Christian Kirley

10.7*	Agreement with Business Wire, Inc. for XBRL services

23.1+	Consent of Husch Blackwell LLP (included in Exhibit 5.1, Exhibit 5.2 and Exhibit 8.1 to this Registration Statement)

23.2+	Consent of Mayer Hoffman McCann, PC

23.3+	Consents of Independent Directors

31.1*	Certification of Chief Executive and Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
+	Incorporated by reference to the Company’s Amendment No. 5 to Form S-11 filed March 10, 2011.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	BIGELOW INCOME PROPERTIES, LLC
By:	2309 Holdings, LLC,
Sole member and Manager of
Bigelow Income Properties, LLC

By:	/s/ Charles Christian Kirley
Sole member and Manager of
2309 Holdings, LLC