Form 10-Q
period 2011-06-30
BIGELOW INCOME PROPERTIES, LLC
filed 2011-08-11
CIK 1487239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from April 1, 2011 to June 30, 2011

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

The number of shares of Common Stock outstanding was one as of June 30, 2011.

BIGELOW INCOME PROPERTIES, LLC
June 30, 2011

PART II
Item 1. Financial Information

BIGELOW INCOME PROPERTIES, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
CONDENSED BALANCE SHEET
30-June-11
(UNAUDITED)

Assets
Cash	$ 6,510.80
Prepaid Expense	5,934.83
Total Assets	$ 12,445.63

Liabilities
Accounts Payable	$ 15,138.73
Accrued Interest	385.29
Borrowings	65,000.00
Total Liabilities	80,524.02

Shareholder Deficit
Capital Contributions ($500 net of	(40,234.38)
syndication costs of $40,734.38)
Retained Loss	(27,844.01)
Total Shareholder Deficit	(68,078.39)

Total Liabilities and Shareholder Deficit	$ 12,445.63

See accompanying notes to financial statements

BIGELOW INCOME PROPERTIES, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
CONDENSED STATEMENT OF OPERATIONS AND SHAREHOLDER'S DEFICIT
FOR THE QUARTER ENDED JUNE 30, 2011
(UNAUDITED)
Revenue	$ -

Accounting Fees	5,446.70
Legal Fees	290.59
XBRL Expenses	1,607.14
Interest Expense	84.87
Other Expenses	20.99
Net Loss	(7,450.29)
Retained Loss, beginning of period	(20,393.72)
Retained Loss, end of period	(27,844.01)

Capital Contributions, net, beginning of period	(40,234.38)
Syndication Costs	-
Capital Contributions, net, end of period	(40,234.38)

Shareholder's Deficit	$ (68,078.39)

Earnings per share equals the net loss due to only a single share being outstanding at period end

See accompanying notes to financial statements

BIGELOW INCOME PROPERTIES, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2011
(UNAUDITED)

Cash Flow from Operations
Net Loss	$ (7,450.29)
Adjustments to reconcile net
loss to new cash flows from
operating activities:
Increase in prepaid expenses	(5,871.87)
Increase in accrued interest	84.87
Increase in accounts payable	2,104.36
Net Cash Flow from Operations	(11,132.93)

Cash Flow from Investing	-

Cash Flow from Financing
Capital Contributions (net of
syndication costs)	-

Net Change in Cash	(11,132.93)

Cash Available at Beginning of Period	17,643.73

Cash Available at End of Period	$ 6,510.80

See accompanying notes to financial statements

Bigelow Income Properties, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
Condensed Balance Sheets - Inception to 6-30-2011
(UNAUDITED)

	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011
Assets
Total Cash	$ -	$ 1,500.00	$ 31,182.27	$ 26,182.27	$ 20,143.73	$ 17,643.73	$ 6,510.80
Prepaid Expense	-	-	-	-	83.95	62.96	5,934.83
Total Assets	$ -	$ 1,500.00	$ 31,182.27	$ 26,182.27	$ 20,227.68	$ 17,706.69	$ 12,445.63
Liabilities
Accounts Payable	$ 244.43	$ 26,631.34	$ -	$ 1,123.87	$ 1,533.75	$ 13,034.37	$ 15,138.73
Accrued Interest	-	-	-	162.44	221.44	300.42	385.29
Borrowings	-	1,000.00	65,000.00	65,000.00	65,000.00	65,000.00	65,000.00
Total Liabilities	244.43	27,631.34	65,000.00	66,286.31	66,755.19	78,334.79	80,524.02

Shareholder Deficit
Capital Contributions ($500 in 1/2010 net of syndication costs)	(244.43)	(26,131.34)	(33,817.73)	(34,941.60)	(37,734.38)	(40,234.38)	(40,234.38)
Retained Loss	-	-	-	(5,162.44)	(8,793.13)	(20,393.72)	(27,844.01)
Shareholder Deficit	(244.43)	(26,131.34)	(33,817.73)	(40,104.04)	(46,527.51)	(60,628.10)	(68,078.39)

Total Liabilities and Shareholder Deficit	$ -	$ 1,500.00	$ 31,182.27	$ 26,182.27	$ 20,227.68	$ 17,706.69	$ 12,445.63

See accompanying notes to financial statements

Bigelow Income Properties, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
Condensed Statements of Operations and Shareholder's Deficit - Inception to 6-30-2011

(UNAUDITED)
	12/1/2009-	1/1/2010 -	4/1/2010 -	7/1/2010 -	10/1/2010 -	1/1/2010 -12/31/2010	12/1/2009 -	1/1/2011 -	4/1/2011-	1/1/2011 - 6/30/2011	12/1/2009 -
	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010		12/31/2010	3/31/2011	6/30/2011		6/30/2011
Revenue	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Accounting Fees	-	-	-	5,000.00	3,571.69	8,571.69	8,571.69	8,325.68	5,446.70	13,772.38	22,344.07
Legal Expense	-	-	-	-	-	-	-	3,174.94	290.59	3,465.53	3,465.53
XBRL Expense	-	-	-	-	-	-	-	-	1,607.14	1,607.14	1,607.14
Interest Expense	-	-	-	162.44	59.00	221.44	221.44	78.98	84.87	163.85	385.29
Other Expenses	-	-	-	-	-	-	-	20.99	20.99	41.98	41.98
Net Loss	-	-	-	(5,162.44)	(3,630.69)	(8,793.13)	(8,793.13)	(11,600.59)	(7,450.29)	(19,050.88)	(27,844.01)
Retained Loss, beginning of period	-	-	-	-	(5,162.44)	-	-	(8,793.13)	(20,393.72)	(8,793.13)	-
Retained Loss, end of period	-	-	-	(5,162.44)	(8,793.13)	(8,793.13)	(8,793.13)	(20,393.72)	(27,844.01)	(27,844.01)	(27,844.01)

Capital Contributions, net, beginning of period	-	(244.43)	(26,131.34)	(33,817.73)	(34,941.60)	(244.43)	-	(37,734.38)	(40,234.38)	(37,734.38)	-
Capital Contributions	500.00	-	-	-	-	-	500.00	-	-	-	500.00
Syndication Costs	(744.43)	(25,886.91)	(7,686.39)	(1,123.87)	(2,792.78)	(37,489.95)	(38,234.38)	(2,500.00)	-	(2,500.00)	(40,734.38)
Capital Contributions, net, end of period	(244.43)	(26,131.34)	(33,817.73)	(34,941.60)	(37,734.38)	(37,734.38)	(37,734.38)	(40,234.38)	(40,234.38)	(40,234.38)	(40,234.38)
Shareholder's Deficit	$ (244.43)	$(26,131.34)	$(33,817.73)	$(40,104.04)	$(46,527.51)	$(46,527.51)	$(46,527.51)	$(60,628.10)	$(68,078.39)	$(68,078.39)	$(68,078.39)

Earnings per share equals the net loss due to only a single share being outstanding at each respective period end

See accompanying notes to financial statements

Bigelow Income Properties, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
Condensed Statements of Cash Flows - Inception to 6-30-2011
(UNAUDITED)

	12/1/2009	1/1/2010 -	4/1/2010 -	7/1/2010 -	10/1/2010 -	1/1/2010 -	1/1/2011 -	4/1/2011	1/1/2011 -	12/1/2009 -
	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	12/31/2010	3/31/2011	6/30/2011	6/30/2011	6/30/2011
Cash Flow from Operations

Net Loss	$ -	$ -	$ -	$ (5,162.44)	$ (3,630.69)	$ (8,793.13)	$ (11,600.59)	$ (7,450.29)	$ (19,050.88)	$ (27,844.01)
Adjustments to reconcile net loss to new cash flows from operating activities:

Decrease in prepaid expenses							20.99	20.99	41.98	41.98

Increase in prepaid expenses	-	-	-	-	(83.95)	(83.95)	-	(5,892.86)	(5,892.86)	(5,976.81)

Increase in accrued interest	-	-	-	162.44	59.00	221.44	78.98	84.87	163.85	385.29

Increase in accounts payable	-	-	-	-	-	-	11,500.62	2,104.36	13,604.98	13,604.98

Net Cash Flow from Operations	-	-	-	(5,000.00)	(3,655.64)	(8,655.64)	-	(11,132,93)	(11,132.93)	(19,788.57)

Cash Flow from Investing	-	-	-	-	-	-	-	-	-	-

Cash Flow from Financing
Proceeds from Borrowing	-	1,000.00	64,000.00	-	-	65,000.00	-	-	-	65,000.00

Capital Contributions (net of syndication costs)	-	500.00	(34,317.73)	-	(2,382.90)	(36,200.63)	(2,500.00)	-	(2,500.00)	(38,700.63)

Net Cash Flow from Financing	-	1,500.00	29,682.27	-	(2,382.90)	28,799.37	(2,500.00)	-	(2,500.00)	26,299.37

Net Change in Cash	-	1,500.00	29,682.27	(5,000.00)	(6,038.54)	20,143.73	(2,500.00)	(11,132.93)	(13,632.93)	6,510.80

Cash Available at Beginning of Period	-	-	1,500.00	31,182.27	26,182.27	-	20,143.73	17,643.73	20,143.73	-

Cash Available at End of Period	$ -	$ 1,500.00	$ 31,182.27	$ 26,182.27	$ 20,143.73	$ 20,143.73	$ 17,643.73	$ 6,510.80	$ 6,510.80	$ 6,510.80

Supplemental Disclosures
Schedule of Noncash Investing and Financing Transactions
Accounts payable incurred related to
syndication costs	$ 244.43	$ 26,631.34	$ -	$ 1,123.87	$ 409.88	$ 1,533.75	$ -	$ -	$ -	$ -

See accompanying notes to financial statements

BIGELOW INCOME PROPERTIES, LLC
A Development Stage Company
(A Missouri Limited Liability Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATIONAL AND GENERAL

Bigelow Income Properties, LLC, a Missouri limited liability company (the "Company"), was organized on December 1, 2009 to engage in business as an owner of unleveraged income-producing real estate properties. The Manager is 2309 Holdings, LLC, a Missouri limited liability company ("2309"), and was organized on December 1, 2009. The Manager (in its capacity as manager within the meaning of the Missouri Limited Liability Company Act) will provide all internal management services. The Manager will also perform and/or coordinate the performance of strategic and day-to-day management for the Company with its chosen advisors and independent third-party professionals. The Manager and such independent third-party professionals will provide all accounting and legal services, acquisition and development services, asset management, capital funding services, disposition of assets and administrative services. 2309, as the initial member, contributed $500 in exchange for one share and the initial warrant.

The initial warrant is a conditional warrant issued prior to registration that has an exercise price of $.0001 per share.  The entire initial warrant is for five million (5,000,000) Shares and can be held and exercised only by 2309 (or a successor entity that is a Shareholder, and that is owned and managed exclusively by current and former officers and/or managers of 2309 or the Company or individuals or entities that have otherwise, in the sole discretion of the manager of such holder, contributed in a significant manner to the formation and/or success of the Company). The exercise of the initial warrant is tied (i) to the success of Company management in raising capital for the business of the Company, and the holder of the initial warrant shall be authorized to exercise the initial warrant and purchase one share for each $240 of equity capital raised by the Company (including the fair market value of contributions in-kind) from time to time, (ii) to any event whereby the Company becomes authorized to engage in leveraged acquisitions and incur debt for the acquisition of Company assets that is not necessary for timing purposes and will not be retired as soon as practicable by the sale of shares, which shall automatically enable the holder of the initial warrant to immediately exercise all or any part of the initial warrant, or (iii) to the termination by the Company of the agreement with Husch Blackwell LLP for legal services, which shall automatically enable the holder of the initial warrant to immediately exercise all or any part of the initial warrant. Upon the acquisition of shares pursuant to the initial warrant, the holder has the right to cause such shares to be registered and listed by and at the expense of the Company.  Except for the initial warrant, the Company may not enter into rights plans or other plans relating to shares, options or bonuses, or issue shares, options or warrants for such purpose unless and until the initial warrant has been fully exercised or otherwise relinquished by the holder.

Outlook

In fiscal 2011, the Company will be focused on completing the state registration process with at least Missouri and Kansas (and possibly other jurisdictions as facts and circumstances warrant), locating one or more income-producing real estate properties to purchase, selling at least $1,000,000 of the Company’s Shares for cash or in-kind consideration and getting the Company listed on an exchange. If the Company does not sell $1,000,000 of Shares or get the Shares listed on an exchange prior to December 31, 2011, the Company will stop selling Shares under its current offering, return unrecorded conveyance documents for in-kind consideration and each investor’s escrowed funds, including interest, will be returned by check within ten days.  For purposes hereof, the term “exchange” means any recognized securities market or regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities and is intended to include the OTC Bulletin Board and Pink Sheets.

Recent Developments

Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC was declared effective by the Securities and Exchange Commission as of 12:00 p.m. EDT on March 24, 2011.

On March 30, 2011, (i) two copies of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,000 for the filing fee and registration were sent to the Office of the Secretary of State of Missouri – Securities Division. An initial request for additional information was received on April 5, 2011 and responded to on April 6, 2011.  A comments letter was received on June 9, 2011 and responded to on July 6, 2011.  The matter remains pending.

On March 30, 2011, (i) one copy of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,500 for the filing fee and registration were sent to the Office of the Securities Commissioner of the State of Kansas. An initial request for additional information was received on May 2, 2011 and responded to on May 9, 2011.  A comments letter was received on May 31, 2011 and responded to on June 14, 2011.  A supplemental response was submitted on July 6, 2011.  The matter remains pending.

Under a letter agreement dated March 23, 2011, the Company entered into a two year agreement for Business Wire, Inc. to provide XBRL services. The cost of the services for the period from April 1, 2011 through May 31, 2012 is $7,500.00 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The cost of the services for the period from June 1, 2012 through May 31, 2013 is $6,000 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The XBRL tagging process has proceeded in due course.  On July 14, 2011, our review of the March 31, 2011 financial mappings was completed.  The XBRL service successfully test filed and advised that we are ready to move forward to the quarter ending June 30, 2011.

At June 30, 2011, 2309 owned one share and no other shares have been sold to members, no properties have been acquired and we had no revenues.

Syndication and organization costs

2309 (and/or its Manager and sponsors) will be reimbursed for all syndication costs, including legal and accounting expenses, printing costs, selling expenses and filing fees. Such reimbursement will be made from proceeds from the sale of Shares. Approximately $240,734.38 of syndication costs have been incurred as of June 30, 2011 ($3,580 SEC filing fee, MO filing fee $1,000, KS filing fee $1,500, XBRL services fees $7,500, $37,855.15 paid and accrued legal fees, and $200,000 contingent legal fees). To date, the Company's Manager has made a capital contribution of $500, and its sole member-manager, Charles Christian Kirley, has advanced $65,000 to the Company for the payment of such amounts - $33,120.63 of such funds have been paid to Husch Blackwell LLP for legal fees and out of pocket expenses and $3,580 of such funds have been, paid to the SEC for filing fees, The $200,000 in contingent legal fees represent the time expended by Charles Christian Kirley in connection with the formation and registration efforts and will be paid when and if the Company has $50,000,000 in assets or net operating income equal to or greater than $750,000 for a period of one year. Syndication costs are charged directly to shareholder equity. Organization costs were immaterial in relation to the financial statements taken as a whole and, accordingly, have not been accounted for in these financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Term of the Company

The term of the Company is perpetual, unless sooner terminated as provided in the operating agreement.

Income taxes

For federal tax purposes, it is anticipated that the Company will be taxed as a partnership and not as a taxable entity. As such, the Company's members will have to report their respective shares of all items of income, gain, loss, deduction, credit (if any) and alternative minimum tax preference or adjustment generated by the Company each year on their own federal income tax returns and such other returns as may be applicable.

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

NOTE 3 - OTHER COMPANY PROVISIONS

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

Until such time as the Company shall have raised capital in excess of $100,000,000, the Manager of the Company will be appointed and/or removed by 2309 in its sole discretion. Members may not, without the concurrence of the Manager, vote to: (i) dissolve the Company, (ii) amend the operating agreement, (iii) require the sale of any of the assets of the Company or (iv) remove or replace any manager. Most matters submitted to the Members require the affirmative super-majority vote of 75% of the Shares for approval.

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

NOTE 4 - MANAGERS AND RELATED PARTIES

The Company's business is conducted primarily through 2309. Any compensation paid to managers is paid at current market rates pursuant to the operating agreement and is determined at the sole discretion of the managers. The following is a list of various activities for which related parties may be compensated:

- legal services

- real estate brokerage commissions and finders fees

- loan brokerage commissions

Legal Services

The Company has entered into an engagement letter agreement for legal services with Husch Blackwell LLP.  Such engagement contemplates that Husch Blackwell LLP will perform all of the Company’s legal requirements in consideration of  hourly compensation at Husch Blackwell LLP’s standard B rates (or equivalent) as may be in effect from time to time less a 25% discount until the Company owns income-producing properties and has positive cash flow. These rates are subject to adjustment in January of each year.  All fees incurred are to be paid promptly when due.  Adjusted rates will be applicable to any work done after the effective date of the adjustment.

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

NOTE 5 - FAIR VALUE DISCLOSURES

Cash

The carrying amount of cash equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

Debt and other financial instruments

The Company's management considers the book value of the Company's borrowings and other financial instruments to be reflective of fair value for financial reporting purposes.

NOTE 6 - BORROWINGS

The Company has borrowed $65,000 from Charles Christian Kirley, which is represented by a promissory note dated January 30, 2010 ("Note"). Interest accrues on the Note at the Applicable Federal Rate in effect from time to time for instruments with an equivalent term (.46% at June 30, 2011). The proceeds of this Note can be used solely to fund the Company's organizational and offering expenses or repayment of amounts due under the Note. Prior to expenditure for such expenses or repayment of amounts due under the Note, all amounts advanced are to be held in a federally insured account. The loan is a revolving line of credit loan. The Company is required to repay the Note on the earlier of (i) the date that the Company achieves minimum unit sales of 1,000,000 of its shares and receives the subscription proceeds therefrom or (ii) December 31, 2012.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 28, 2011, the date which the financial statements were available to be issued.

On July 11, 2011, the Company borrowed an additional $35,000 from Charles Christian Kirley at an annual interest rate of 7%. All principal and interest are due on December 31, 2012.

No additional events or issues were identified for disclosure in the financial statements or notes to the financial statements based on this evaluation.

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

On March 30, 2011, (i) two copies of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,000 for the filing fee and registration were sent to the Office of the Secretary of State of Missouri – Securities Division. An initial request for additional information was received on April 5, 2011 and responded to on April 6, 2011.  A comments letter was received on June 9, 2011 and responded to on July 6, 2011.  The matter remains pending.

On March 30, 2011, (i) one copy of Amendment No. 5 to Form S-11 for Bigelow Income Properties, LLC, (ii) Form U-1 Application to Register Securities, (iii) Form U-2 Uniform Consent to Service of Process, (iv) Form U-2A Uniform Resolution, and (v) a check in the amount of $1,500 for the filing fee and registration were sent to the Office of the Securities Commissioner of the State of Kansas. An initial request for additional information was received on May 2, 2011 and responded to on May 9, 2011.  A comments letter was received on May 31, 2011 and responded to on June 14, 2011.  A supplemental response was submitted on July 6, 2011.  The matter remains pending.

Under a letter agreement dated March 23, 2011, the Company entered into a two year agreement for Business Wire, Inc. to provide XBRL services. The cost of the services for the period from April 1, 2011 through May 31, 2012 is $7,500 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The cost of the services for the period from June 1, 2012 through May 31, 2013 is $6,000 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The XBRL tagging process has proceeded in due course.  On July 14, 2011, our review of the March 31, 2011 financial mappings was completed.  The XBRL service successfully test filed and advised that we are ready to move forward to the quarter ending June 30, 2011.

At June 30, 2011, 2309 owned one share and no other shares have been sold to members, no properties have been acquired and we had no revenues.

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

(c)  Results of Operations

Three Months Ended June  30, 2011 compared to 2010

Total Assets. The total assets for the quarter ended June 30, 2011 decreased to $12,445.63 versus $31,182.27 in the same quarter of the prior fiscal year.

Liabilities. The total liabilities for the quarter ended June 30, 2011 increased to $80,524.02 versus $65,000.00 in the same quarter of the prior fiscal year.

Shareholder Deficit. The shareholder deficit for the quarter ended June 30, 2011 increased to ($68,078.39) versus ($33,817.73) in the same quarter of the prior fiscal year.

Net Loss. The net loss for the quarter ended June 30, 2011 increased to ($7,450.29) versus $0.00 in the same quarter of the prior fiscal year.

Cash Flow from Operations. The cash flow from operations for the quarter ended June 30, 2011 decreased from $0.00 to ($11,132.93) when compared to the same quarter of the prior fiscal year.

Cash Flow from Investing. The cash flow from investing for the quarter ended June 30, 2011 remained constant at $0.00 when compared to the same quarter of the prior fiscal year.

Net Change in Cash. The net change in cash from for the quarter ended June 30, 2011 decreased to ($11,132.93) versus $29,682.27 in the same quarter of the prior fiscal year.

Cash Available at Beginning of Period. The cash available at the beginning of the quarter ended June 30, 2011 increased to $17,643.73 versus $1,500.00 in the same quarter of the prior fiscal year.

Cash Available at End of Period. The cash available at the end of the quarter ended June 30, 2011 decreased to $6,510.80 versus $31,182.27 in the same quarter of the prior fiscal year.

Accounts Payable Incurred for Syndication Expenses. For the three months ended June 30, 2011, the accounts payable incurred for syndication expenses remained constant at $0.00 when compared to the three months ended June 30, 2010.

Accrued Interest. Accrued interest increased to $385.29 for the three months ended June 30, 2011 from $0.00 for the three months ended June 30, 2010. This was all in connection with the $65,000 note payable to Charles Christian Kirley.

At June 30, 2011, 2309 owned one share and no other shares have been sold to members, no properties have been acquired and we had no revenues.

(d)  Liquidity and Capital Resources

At June 30, 2011, our total cash available was $6,510.80 as opposed to $31,182.27 at the same quarter for the prior fiscal year.  This decrease was a result of no revenues from operations and no additional borrowings.  Unless adequate shares can be sold to cover syndication costs, accounting fees and other operating expenses, we will have to seek additional financing. At June 30, 2011, no arrangements for additional financing had been discussed or made, however on July 11, 2011, the Company borrowed an additional $35,000 from Charles Christian Kirley at an annual interest rate of 7%. All principal and interest under this note are due on December 31, 2012.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception total ($27,844.01) and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through short-term debt. Now that our initial offering is effective, we have developed a plan intended to eventually achieve sales of Stock, acquisition of income-producing properties and positive cash flow from operations. However, this plan contemplates the ability to sell in Kansas and/or Missouri and will have to be revised if regulatory approval is not received from either or both in the near future.

(e)  Off -Balance Sheet Arrangements

None.

(f)  Contractual Obligations and Commitments

Under a letter agreement dated March 23, 2011, we entered into a two year agreement for Business Wire, Inc. to provide XBRL services for us. The cost of the services for the period from April 1, 2011 through May 31, 2012 is $7,500 (as long as the financials remain at the same level of simplicity as reviewed in March 2011). The cost of the services for the period from June 1, 2012 through May 31, 2013 is $6,000 (as long as the financials remain at the same level of simplicity as reviewed in March 2011).

The first installment of $7,500 was due and payable as of June 30, 2011, but the Company did not have adequate funds available to pay this amount at that time. This amount was subsequently paid on July 12, 2011 with funds obtained in connection with the July 11, 2011 loan of $35,000 from Charles Christian Kirley.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies per Regulation S-K, Item 305(e).

Item 4.

Controls and Procedures

With the advice of our auditors, our Manager has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Manager has engaged a third-party accounting service provider beginning July 2011 to enhance the overall controls and to mitigate the impact of the control deficiencies inherent with a limited staff.  As such, as of the end of the period covered by this report, we believe our disclosure controls and procedures are sufficient to ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our Manager to allow timely decisions regarding required disclosure.

Except for the correction noted above, there were no changes in our internal control over financial reporting as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Document

3(i)+	Articles of Organization of the Company

3(ii).1+	The Company’s Operating Agreement (included as Exhibit B to the Prospectus)

3(ii).2+	Bylaws of the Company

4.1+	Form of Subscription Agreement and Power of Attorney of the Company (included as Exhibit A to the Prospectus)

4.2+	Initial Warrant

5.1+	Opinion of Husch Blackwell LLP as to the Legality of the Securities Being Registered

5.2+	Opinion of Husch Blackwell LLP as to ERISA Matters

8.1+	Opinion of Husch Blackwell LLP on Certain Tax Matters

10.1+	Escrow Agreement (Subscription Proceeds) with UMB Bank, N.A.

10.2*	Current Engagement Letter with Husch Blackwell LLP

10.3+	Indemnification Agreement with 2309 Holdings, LLC

10.4+	Indemnification Agreement with Charles Christian Kirley

10.5*	Current Representation Letter to Mayer Hoffman McCann, PC

10.6+	Promissory Note to Charles Christian Kirley

10.7#	Agreement with Business Wire, Inc. for XBRL services

10.8*	Additional Promissory Note to Charles Christian Kirley

23.1+	Consent of Husch Blackwell LLP (included in Exhibit 5.1, Exhibit 5.2 and Exhibit 8.1 to this Registration Statement)

23.2+	Consent of Mayer Hoffman McCann, PC

23.3+	Consents of Independent Directors

31.1*	Current certification of Chief Executive and Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Current certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Incorporated by reference to the Company’s Amendment No. 5 to Form S-11 filed March 10, 2011
#	Incorporated by reference to the Company’s Form 10-Q filed May 10, 2011

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2011
BIGELOW INCOME PROPERTIES, LLC
By: 2309 Holdings, LLC,
       Sole member and Manager of
       Bigelow Income Properties, LLC

  By: /s/ Charles Christian Kirley
         Sole member and Manager of
         2309 Holdings, LLC